Form 10-K
period 2013-12-31
UBS-Barclays Commercial Mortgage Trust 2013-C6
filed 2014-03-31
CIK 1571238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-179413-01
(Commission File Number of issuing entity)

UBS- Barclays Commercial Mortgage Trust 2013-C6
(Exact name of issuing entity)

Barclays Commercial Mortgage Securities LLC.
(Exact name of registrant as specified in its charter)

Barclays Bank PLC
Redwood Commercial Mortgage Corporation
Natixis Real Estate Capital LLC
UBS Real Estate Securities Inc.
(Exact names of sponsors as specified in their charters)

27-010880
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o US Bank, National Association as Certificate Administrator
190 South Lasalle Street
Chicago,IL
(Address of principal executive offices of issuing entity)

60603
(Zip Code)

(212) 412-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable.

EXPLANATORY NOTE
The Exhibit Index describes exhibits delivered by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Santa Anita Mall Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date. The Santa Anita Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Santa Anita Mall Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the UBS-BB 2013-C5 Mortgage Trust transaction, Commission File Number 333-177354-05 (the “UBS-BB 2013-C5 Transaction”). This loan combination, including the Santa Anita Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS-BB 2013-C5 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.
Midland Loan Services, a Division of PNC Bank, National Association (“Midland”) is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the Santa Anita Mall Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a “servicer,” as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
Omitted.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The Gateway Mortgage Loan (Loan #1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on April 25, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $12,621,277.60 for the twelve month period ended December 31, 2013.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) or Regulation AB.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 or Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS Real Estate Securities Inc ("UBSRES"), a sponsor and a mortgage loan seller:

UBSRES is currently engaged in litigation with respect to various legacy residential mortgage-backed securities transactions. Some litigants are seeking the repurchase of mortgage loans by UBSRES from certain residential mortgage securitization trusts, on the basis that the loans are allegedly in breach of contractual representations and warranties in governing transaction documents. Other litigants are alleging violations of federal and/or state securities or common law for alleged misrepresentations and omissions in offering documents in connection with the issuance and/or distribution of residential mortgage-backed securities. No assurance can be given that one or more of the foregoing actions will not result in material liability to UBSRES.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on April 25, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Santa Anita Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS-BB 2013-C5 Transaction, are attached hereto as Exhibits 33.7-33.8 and 34.7-34.8 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the UBS-BB 2013-C5 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS-BB 2013-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB. Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K;
(1) Not applicable
(2) Not applicable
(3) See below

4.1 Pooling and Servicing Agreement, dated as of April 1, 2013, among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on April 25, 2013 and incorporated by reference herein)
4.2 Pooling and Servicing Agreement, dated as of February 1, 2013, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to the UBS Commercial Mortgage Securitization Corp's Current Report on Form 8-K, filed on February 28, 2013 in connection with the UBS-BB 2013-C5 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certification

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Park Bridge Lender Services, LLC, as Operating Advisor
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)
33.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Santa Anita Mall Mortgage Loan
33.8 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Park Bridge Lender Services, LLC, as Operating Advisor
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)
34.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Santa Anita Mall Mortgage Loan
34.8 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan

35 Servicer Compliance Statements
35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 35.1)

99.1 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between UBS Real Estate Securities Inc., as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between Barclays Bank PLC, as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between Redwood Commercial Mortgage Corporation, as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
99.4 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between Natixis Real Estate Capital LLC, as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Daniel Vinson
Name: Daniel Vinson
Title: Vice President

Dated: March 31, 2014

EXHIBIT INDEX

Exhibit Description

4.1 Pooling and Servicing Agreement, dated as of April 1, 2013, among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on April 25, 2013 and incorporated by reference herein)

4.2 Pooling and Servicing Agreement, dated as of February 1, 2013, by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to the UBS Commercial Mortgage Securitization Corp's Current Report on Form 8-K, filed on February 28, 2013 in connection with the UBS-BB 2013-C5 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certification

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Park Bridge Lender Services, LLC, as Operating Advisor
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 33.1)
33.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Santa Anita Mall Mortgage Loan
33.8 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Park Bridge Lender Services, LLC, as Operating Advisor
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 34.1)
34.7 Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Santa Anita Mall Mortgage Loan
34.8 Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan

35 Servicer Compliance Statements
35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan (see Exhibit 35.1)

99.1 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between UBS Real Estate Securities Inc., as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between Barclays Bank PLC, as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
99.3 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between Redwood Commercial Mortgage Corporation, as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)
99.4 Mortgage Loan Purchase Agreement, dated as of April 25, 2013 between Natixis Real Estate Capital LLC, as seller, and Barclays Commercial Mortgage Securities LLC, as purchaser (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed by the registrant on April 25, 2013 and incorporated by reference herein)

Exhibit 31
Rule 13a-14(d)/15d-14(d) Certification.

I, Larry Kravetz, certify that:

1 I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the UBS-Barclays Commercial Mortgage Trust 2013-C6 (the Exchange Act periodic reports);

2 Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4 Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

5 All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, Park Bridge Lender Services, LLC, as Operating Advisor, Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Santa Anita Mall Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Santa Anita Mall Mortgage Loan, Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian for the Santa Anita Mall Mortgage Loan, and Situs Holdings, LLC, as Operating Advisor for the Santa Anita Mall Mortgage Loan.

Dated: March 31, 2014

/s/ Larry Kravetz
Signature

President
(senior officer in charge of securitization of the depositor)