Form 10-K/A
period 2015-12-31
UBS-Barclays Commercial Mortgage Trust 2013-C6
filed 2016-06-21
CIK 1571238

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Large accelerated filer	/ /	Accelerated	/ /

Non-accelerated filer	/x/ (Do not check if a smaller reporting company)	Smaller reporting company	/ /
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
Not applicable.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 25, 2016 (the “Original Form 10-K”) is to file the attestation report on assessment of compliance with servicing criteria, dated February 18, 2016 as Exhibit 34.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, as the incorrect exhibit was inadvertently included as Exhibit 34.8 to the Original Form 10-K. The correct attestation report on assessment of compliance with servicing criteria, dated February 18, 2016 is included as Exhibit 34.8 to this Amendment.
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

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.
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
DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee, Certificate Administrator and Custodian under the pooling and servicing agreement for the UBS-Barclays 2013-C5 Transaction.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)   The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1)  Not applicable
(2)  Not applicable
(3)  See below
4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K/A filed on May 15, 2013 under Commission File No. 333-179413-01 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of February 1, 2013, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, and Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4 to Barclays Commercial Mortgage Securities LLC’s Current Report on Form 8-K filed on February 28, 2013 under Commission File No. 333-177354-05 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.4	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Santa Anita Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Santa Anita Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.7	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Santa Anita Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
33.8	Situs Holdings, LLC, as Operating Advisor of the Santa Anita Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.4	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Santa Anita Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Santa Anita Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.7	Deutsche Bank Trust Company Americas, as Trustee, Certificate Administrator and Custodian of the Santa Anita Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
34.8	Situs Holdings, LLC, as Operating Advisor of the Santa Anita Mall Mortgage Loan
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
35.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
35.3	U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
35.4	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Santa Anita Mall Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Santa Anita Mall Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-179413-01 and incorporated by reference herein)
99.1	Mortgage Loan Purchase Agreement, dated as of April 25, 2013, between Barclays Commercial Mortgage Securities LLC and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 25, 2013 under Commission File No. 333-179413-01 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of April 25, 2013, among Barclays Commercial Mortgage Securities LLC and Redwood Commercial Mortgage Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 25, 2013 under Commission File No. 333-179413-01 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of April 25, 2013, between Barclays Commercial Mortgage Securities LLC and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 25, 2013 under Commission File No. 333-179413-01 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of April 25, 2013, between Barclays Commercial Mortgage Securities LLC and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 25, 2013 under Commission File No. 333-179413-01 and incorporated by reference herein)
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
Date: June 21, 2016